Form 10QSB
period 2001-09-30
TAC ASSET CORP
filed 2001-10-11
CIK 1104199

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at September 30, 2001
Common Stock, par value $0.001                     6,502,300

                        ITEM 1.  FINANCIAL STATEMENTS

                               TAC ASSET CORP.
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2001


                                   ASSETS
                                             (Unaudited)
                                            September 30,    December 31,
                                                2001             2000
                                            -------------   -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                                0                0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,167
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                              0            1,167
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding                     0                0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,502,300 and 5,000,000 shares issued
     and outstanding at September 30, 2001
     and December 31, 2000, respectively             6,502            5,000

     Additional paid in Capital                          0                0

     Deficit accumulated during
     the development stage                         (6,502)          (6,167)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                             0          (1,167)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

                               TAC ASSET CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2001
                                 (Unaudited)


                                                     For the
                                                      Period
                                                   January 10,   January 18,
                    Three      Three       Nine        2000         2000
                    Months     Months     Months   (Inception)   (Inception)
                    Ended      Ended      Ended    to September to September
                  September  September  September    30, 2000     30, 2001
                   30, 2001   30, 2000   30, 2001
                     ------   -------       ------    -----        -------
INCOME
Revenue             $     0    $      0   $      0     $      0      $      0
                    -------    --------   --------     --------      --------
EXPENSES
General and
Administrative           13       5,885        335        5,885         6,220
Organization
Costs                     0         282          0          282           282
                   --------    --------   --------     --------      --------
   Total
Expenses                 13       6,167        335        6,167        6,502
                   --------    --------   --------     --------      --------
Net Loss           $   (13)    $(6,167)   $  (335)     $(6,167)      $(6,502)
                   ========    ========   ========     ========      ========

Net Profit
or Loss(-)
Per weighted
Share (Note #1)   $   (.00)   $   (.00)  $   (.00)    $   (.00)     $   (.00)
                  =========   =========  =========    =========     =========
Weighted average
Number of common
shares
outstanding       6,502,300   5,000,000  6,502,300    5,000,000     6,502,300
                  =========   =========  =========    =========     =========















  The accompanying notes are an integral part of these financial statements

                               TAC ASSET CORP.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2001
                                 (Unaudited)

                                                      For the
                                                       Period
                                                    January 18,   January 18,
                        Three     Three     Nine        2000         2000
                        Months    Months   Months   (Inception)   (Inception)
                        Ended     Ended     Ended        to      to September
                         June      June     June     September     30, 2001
                       30, 2001  30, 2000 30, 2001    30, 2000
                        ------   --------  -------    --------    ----------
Cash Flows from
Operating
Activities:
 Net Loss              $  (13)  $(6,167)  $  (335)     $(6,167)      $(6,502)
 Amortization                0       282         0          282           282
 Stock issued for
services                     0     5,000         0        5,000         5,000
 Stock issued to
convert debt to
equity                      13         0     1,502            0         1,220
 Changes in assets
and
 Liabilities
  Officers advances          0     1,167   (1,167)        1,167             0
                      --------  --------  --------     --------     ---------
Net cash used in
operating activities         0       282         0          282             0

Cash Flows from
investing activities         0     (282)         0        (282)             0

Cash Flows from
Financing                    0         0         0            0             0
Activities:
                      --------  ---------  --------     --------     ---------
Net
increase(decrease)
in cash                      0         0         0            0             0

Cash, beginning of
Period                       0         0         0            0
                      --------  ---------  --------    ---------     ---------
Cash, end of period   $      0  $       0  $      0    $       0     $       0
                      ========  =========  ========    =========     =========

Supplemental
Disclosure
   Interest Paid      $      0  $       0  $      0    $       0     $       0
                      ========  =========  ========    =========     =========
   Taxes Paid         $      0  $       0  $      0    $       0     $       0
                      ========  =========  ========    =========     =========
Non-Cash
Transactions
   Number of Shares
     issued for
services                     0  5,000,000         0    5,000,000     5,000,000
                      ========  =========  ========    =========     =========



  The accompanying notes are an integral part of these financial statements

                               TAC ASSET CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

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

NOTE 3 - STOCKHOLDERS EQUITY
     On January 18, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock for services of $5,000.

     On January 1, 2001 the Company issued an officer of the Company 1,467,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,467.

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06.

     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24.

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

                               TAC ASSET CORP.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2001

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


                         TAC ASSET CORP.


                         By:  /s/Anthony N. DeMint
                              Anthony N. DeMint, President


Dated:    September 30, 2001

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