Form 10QSB
period 2002-06-30
TAC ASSET CORP
filed 2002-08-07
CIK 1104199

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2002
Common Stock, par value $0.001                     6,538,240


                        ITEM 1.  FINANCIAL STATEMENTS

                               TAC ASSET CORP.
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                   ASSETS

                                                          June 30,
                                                    2002           2001
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #7)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,538,240 and 6,489,060 issued and
   outstanding at June 30, 2002 and 2001                6,538          6,489

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,538)        (6,489)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                               TAC ASSET CORP.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                     Three      Three    Six Months  Six Months  January 18,
                     Months     Months   Ended June  Ended June     2000
                     Ended    Ended June  30, 2002    30, 2001   (Inception)
                    June 30,   30, 2001                          to June 30,
                      2002                                          2002
INCOME
Revenue            $       0   $       0   $       0  $       0   $         0
                   ---------   ---------   ---------  ---------   -----------
EXPENSE
General and
Administrative            22          22          22        322         6,256
Organization Cost          0           0           0          0           282
                   ---------   ---------   ---------  ---------   -----------
TOTAL EXPENSES            22          22          22        322         6,538
                   ---------   ---------   ---------  ---------   -----------
NET (LOSS)         $    (22)   $    (22)   $    (22)  $   (322)   $   (6,538)
                   =========   =========   =========  =========   ===========
Net Loss
Per Weighted Share $   (.00)   $   (.00)   $   (.00)  $   (.00)   $     (.00)
                   =========   =========   =========  =========   ===========
Weighted average
number of common
shares outstanding 6,538,240   6,489,060   6,538,240  6,489,060     6,538,240
                   =========   =========   =========  =========   ===========

  The accompanying notes are an integral part of these financial statements

                               TAC ASSET CORP.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                  Unaudited
                           Three    Three     Six
                           Months   Months   Months  Six Months  January 18,
                           Ended    Ended    Ended   Ended June     2000
                            June     June     June    30, 2001   (Inception)
                            30,      30,      30,                to June 30,
                            2002     2001     2002                  2002
Cash Flows from
Operating Activities:
 Net (loss)                $ (22)    $ (22)   $ (22)  $   (322)   $   (6,538)
 Amortization                   0         0        0          0           282
 Stock Issued for
services                        0         0        0          0         5,000
 Issuance of stock to
 Convert debt to equity        22        22       22      1,489         1,538

Changes in assets and
Liabilities:
 Officers Advances              0         0        0    (1,167)             0
                           ------    ------   ------  ---------   -----------
Net cash (used) in
operating activities            0         0        0          0          282

Cash Flows from
Investing Activities:
 Organization Costs             0         0        0          0         (282)

Cash Flows from
Financing Activities:           0         0        0          0             0
                           ------    ------   ------  ---------   -----------
Net increase in cash            0         0        0          0             0

Cash beginning of period        0         0        0          0             0
                           ------    ------   ------  ---------   -----------
Cash end of period         $    0    $    0   $    0  $       0   $         0
                           ======    ======   ======  =========   ===========
Supplemental Disclosure
 Interest paid             $    0    $    0   $    0  $       0   $         0
                           ======    ======   ======  =========   ===========
 Taxes paid                $    0    $    0   $    0  $       0   $         0
                           ======    ======   ======  =========   ===========
Non-cash transactions:
 Number of shares issued
 For services                   0         0        0          0     5,000,000
                           ======    ======   ======  =========   ===========
 Number of shares issued
 To convert debt to
equity                     21,880    22,060   21,880  1,489,060     1,538,240
                           ======    ======   ======  =========   ===========

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

On April 1, 2002 the Company issued an officer of the Company 21,880 shares of its $.001 par value common stock for conversion of debt to equity of $21.88. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                               TAC ASSET CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

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


Dated:    August 6, 2002

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